Form 10-K405
period 1998-12-31
HEADLANDS HOME EQUITY LOAN TR 1998-2 REV HOME EQ LN AS BK NO
filed 1999-06-08
CIK 1087811

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number:  333-28031-3

Headlands Mortgage Securities Inc. (as Sponsor of the Headlands Home Equity Loan
       Trust, providing for the issuance of HELOC Notes, Series 1998-2)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                                Delaware                                                    68-0397342
     (State or other jurisdiction of incorporation or organization)            (I.R.S. employer identification no.)

                1100 Larkspur Landing Circle, Suite 101,                                      94939
                          Larkspur, California                                              (Zip code)
                (Address of principal executive offices)

                                                         (415) 461-6790
                                       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(g) of the Act:

                              None                                                           None
                        (Title of class)                                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                      HEADLANDS MORTGAGE SECURITIES INC.
                    ASSET-BACKED HELOC NOTES SERIES 1998-2

                                     INDEX

                                                                        Page
                                                                        ----
PART I   .............................................................  3
         ITEM 1    -    BUSINESS......................................  3
         ITEM 2    -    PROPERTIES....................................  3
         ITEM 3    -    LEGAL PROCEEDINGS.............................  3
         ITEM 4    -    SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS..............................  3

PART II  .............................................................  3
         ITEM 5    -    MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS...................  3
         ITEM 6    -    SELECTED FINANCIAL DATA.......................  3
         ITEM 7    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  3
         ITEM 8    -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...  3
         ITEM 9    -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE........  3

PART III .............................................................  4
         ITEM 10   -    DIRECTORS AND EXECUTIVE OFFICERS OF
                        THE REGISTRANT................................  4
         ITEM 11   -    EXECUTIVE COMPENSATION........................  4
         ITEM 12   -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT.........................  4
         ITEM 13   -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  4

PART IV  .............................................................  4
         ITEM 14   -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K...........................  4

SIGNATURES............................................................  5
INDEX TO EXHIBITS.....................................................  6

                                     PART I

ITEM 1  -  BUSINESS

           Not Applicable.

ITEM 2  -  PROPERTIES

           Headlands Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3  -  LEGAL PROCEEDINGS

           The Sponsor is not aware of any material pending legal proceedings involving either the Home Equity Loan Trust Series 1998-2 (the "Trust); the Trustee, Wilmington Trust Company; the Issuer, Headlands Home Equity Loan Trust 2, or the Servicer, Headlands Mortgage Company, which relates to the Trust.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

           All of the Class A Notes and Class S Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Notes. Based on information obtained by the Trust from DTC, as of December 31, 1998, there were fewer than 300 holders of each class of Notes.

ITEM 6  -  SELECTED FINANCIAL DATA

           Not Applicable.

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

           Not Applicable.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

           Not Applicable.

ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

           There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                   PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11  -  EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                    PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                1.      Financial Statements:

                        Not applicable.

                2.      Financial Statement Schedules:

                        Not applicable.

                3.      Exhibits:

                        Exhibit No.     Description
                        -----------     -----------

                        99.1            Statement of Compliance of the Master
                                        Servicer.

                        99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.

                        99.3 Statement of Compliance of the Issuer under the Indenture.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:   HEADLANDS MORTGAGE SECURITIES INC.,
                                          as Sponsor


                                          By:  /s/ Gilbert J. MacQuarrie
                                              ---------------------------------
                                          Name:  Gilbert J. MacQuarrie
                                          Title: Vice President, Treasurer and
                                                 Secretary
Date: May 5, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

Signature                                        Position                                    Date
---------                                        --------                                    ----
/s/ Peter T. Paul
------------------------------------         President and Director                        May 5, 1999
Peter T. Paul                                (Principal Executive Officer)

/s/ Becky S. Poisson
------------------------------------         Vice President and Director                   May 5, 1999
Becky S. Poisson

/s/ Gilbert J. MacQuarrie
------------------------------------         Vice President, Treasurer, Secretary          May 5, 1999
Gilbert J. MacQuarrie                        and Director
                                             (Principal Financial Officer and Principal
                                             Accounting Officer)

/s/ Steven M. Abreu
------------------------------------         Vice President and Director                   May 5, 1999
Steven M. Abreu

/s/ Kristen Decker
------------------------------------         Vice President                                May 5, 1999
Kristen Decker

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1           Statement of Compliance of the Master Servicer.

99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.

99.3           Statement of Compliance of the Issuer under the Indenture.