Form 10-K405
period 1999-12-31
HEADLANDS HOME EQUITY LOAN TR 1998-2 REV HOME EQ LN AS BK NO
filed 2000-03-30
CIK 1087811

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-28031-3

GREENPOINT MORTGAGE SECURITIES INC. (formerly Headlands Mortgage Securities Inc.) (as Sponsor under the Sale and Servicing Agreement, dated December 1, 1999, providing for the Issuance of the Headlands Home Equity Loan Asset-Backed Notes, Series 1998-2)

                      GREENPOINT MORTGAGE SECURITIES INC.
            (Exact Name of registrant as specified in its charter)

                Delaware                                       68-0397342
       (State or other jurisdiction                         (I.R.S. employer
     of incorporation or organization)                     identification no.)

    700 Larkspur Landing Circle, Suite 240                         94939
                 Larkspur, CA                                    (Zip code)
   (Address of principal executive offices)

                                (415) 925-5442
             (Registrant's telephone number, including area code)

 Securities registered pursuant                Securities registered pursuant
  to Section 12(b) of the Act:                  to Section 12(g) of the Act:

            None                                           None
      (Title of class)                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                Not Applicable

                     Documents incorporated by reference:

                                Not Applicable

                      GREENPOINT MORTGAGE SECURITIES INC.
              HOME EQUITY LOAN ASSET-BACKED NOTES, SERIES 1998-2

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I     .............................................................................................   3
           ITEM 1   -   BUSINESS........................................................................   3
           ITEM 2   -   PROPERTIES......................................................................   3
           ITEM 3   -   LEGAL PROCEEDINGS...............................................................   3
           ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   3

PART II    .............................................................................................   3
           ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS............   3
           ITEM 6   -   SELECTED FINANCIAL DATA.........................................................   3
           ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS......................................................................   3
           ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   3
           ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                        DISCLOSURE......................................................................   3

PART III   .............................................................................................   4
           ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   4
           ITEM 11  -   EXECUTIVE COMPENSATION..........................................................   4
           ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   4
           ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   4

PART IV    .............................................................................................   5
           ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   5

SIGNATURES .............................................................................................   6
INDEX TO EXHIBITS.......................................................................................   7

                                    PART I

ITEM 1   -   BUSINESS

             Not Applicable.

ITEM 2   -   PROPERTIES

             GreenPoint Mortgage Securities Inc. (formerly Headlands Mortgage Securities Inc.) (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -   LEGAL PROCEEDINGS

             The Sponsor is not aware of any material pending legal proceedings involving either the Home Equity Loan Asset-Backed Notes, Series 1998-2, the Headlands Home Equity Loan Trust 1998-2 (the "Trust); the Sale and Servicing Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

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

             The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 1999, there were seven holders of the Class A-1 Note, three holders of the Class A-2 Note and six holders of the Class A-3 Note.

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

             The Sponsor is a wholly-owned, special purpose subsidiary of GreenPoint Mortgage Funding, Inc. (formerly Headlands Mortgage Company, Inc.) a California corporation. The Trust is a Delaware statutory business trust wholly-owned by the Sponsor.

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

                  2.  Financial Statement Schedules:

                      Not applicable.

                  3.  Exhibits:

                      Exhibit No.               Description
                      -----------               -----------

                      99.1 Statement of Compliance of the Servicer pursuant to Section
                                                3.09 of the Sale and Servicing
                                                Agreement.

                      99.2* Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                      99.3 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

______________
*The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 By: GREENPOINT MORTGAGE SECURITIES INC.,
                                     As Sponsor


                                     By:    /s/ Gilbert J. Mac Quarrie
                                        ----------------------------------
                                     Name:  Gilbert J. MacQuarrie
                                     Title: Vice President, Chief Financial
                                            Officer and Secretary

Date: March 30, 2000.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

                       Signature                            Position                                            Date
                       ---------                            --------                                            ----
/s/ S.A. Ibrahim                              President and Director                                       March 30, 2000
-------------------------------------
S.A. Ibrahim                                  (Principal Executive Officer)

/s/ Becky S. Poisson                          Vice President and Director                                  March 30, 2000
-------------------------------------
Becky S. Poisson

/s/ Gilbert J. MacQuarrie                     Vice President, Chief Financial Officer, Secretary           March 30, 2000
-------------------------------------
Gilbert J. MacQuarrie                         and Director

/s/ Phillip R. Pollock                        Assistant Secretary                                          March 30, 2000
-------------------------------------
Phillip R. Pollock

/s/ Steven M. Abreu                           Vice President and Director                                  March 30, 2000
-------------------------------------
Steven M. Abreu

/s/ Kenneth Siprelle                          Director                                                     March 30, 2000
-------------------------------------
Kenneth Siprelle

/s/ John Edmonds                              Director                                                     March 30, 2000
-------------------------------------
John Edmonds

/s/ Kristen Decker                            Vice President                                               March 30, 2000
-------------------------------------
Kristen Decker

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.           Description
-----------           -----------
99.1                  Statement of Compliance of the Servicer pursuant to
                      Section 3.09 of the Sale and Servicing Agreement.

99.2* Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3                  Statement of Compliance of the Issuer pursuant to Section
                      3.9 of the Indenture.

______________
*The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.