Form 10-K/A
period 1999-12-31
HEADLANDS HOME EQUITY LOAN TR 1998-2 REV HOME EQ LN AS BK NO
filed 2000-06-06
CIK 1087811

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1999
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number:  333-79833

GREENPOINT MORTGAGE SECURITIES INC. (formerly Headlands Mortgage Securities Inc.) (as Sponsor under the Sale and Servicing Agreement, dated December 1, 1998, providing for the Issuance of the Headlands Home Equity Loan Asset-Backed Notes, Series 1998-2)

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

                     Documents incorporated by reference:

                                Not Applicable

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

              3.    Exhibits:

                    Exhibit No.     Description
                    -----------     -----------

                    99.1* Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

                    99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                    99.3* Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

_________________
*Previously filed.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  GREENPOINT MORTGAGE SECURITIES INC.,
                                         As Sponsor


                                         By: /s/ Gilbert J. MacQuarrie
                                             -------------------------
                                         Name:  Gilbert J. MacQuarrie
                                         Title:  Vice President, Chief Financial
                                                 Officer and Secretary
Date: May 31, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

      Signature                   Position                           Date
      ---------                   --------                           ----

/s/ S.A. Ibrahim             President and Director               May 31, 2000
--------------------------   (Principal Executive Officer)
S.A. Ibrahim

/s/ Becky S. Poisson         Vice President and Director          May 31, 2000
--------------------------
 Becky S. Poisson

/s/ Gilbert J. MacQuarrie    Vice President, Chief Financial      May 31, 2000
--------------------------
Gilbert J. MacQuarrie        Officer Secretary and Director

/s/ Steven M. Abreu          Vice President and Director          May 31, 2000
--------------------------
 Steven M. Abreu

__________________________
Kenneth Siprelle             Director                             May ___, 2000

__________________________
John Edmonds                 Director                             May ___, 2000

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1* Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3*          Statement of Compliance of the Issuer under the Indenture.
_________________
*Previously filed.